Form 10-K
period 2024-12-31
Daimler Trucks Retail Trust 2022-1
filed 2025-03-28
CIK 1947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank Trust Company, National Association (the “Indenture Trustee”), Wilmington Trust, National Association (the “Owner Trustee”), the Servicer, the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the “Notes”), except to the extent set forth below with respect to the Indenture Trustee. .

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Daimler Truck Financial Services USA LLC, in its capacity as Servicer, and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2024 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 12, 2022, among Daimler Trucks Retail Receivables LLC, Daimler Truck Financial Services USA LLC, and J.P. Morgan Securities LLC, BofA Securities, Inc. and SMBC Nikko Securities America, Inc., as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 14, 2022, which is incorporated herein by reference).

3.1	Certificate of Formation of Daimler Trucks Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form SF-3, No. 333-261321, as filed with the SEC on November 24, 2021, which is incorporated herein by reference).

3.2	Limited Liability Company Agreement of Daimler Trucks Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form SF-3, No. 333-261321, as filed with the SEC on November 24, 2021, which is incorporated herein by reference).

4.1	Indenture, dated as of October 1, 2022, between the Issuing Entity and U.S. Bank Trust Company, National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 21, 2022, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of October 1, 2022, between Daimler Trucks Retail Receivables LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 21, 2022, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of October 1, 2022, among the Issuing Entity, Daimler Trucks Retail Receivables LLC, as Depositor, and Daimler Truck Financial Services USA LLC, as Seller and Servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 21, 2022, which is incorporated herein by reference).

10.2	Receivables Purchase Agreement, dated as of October 1, 2022, between Daimler Truck Financial Services USA LLC, as Seller, and Daimler Trucks Retail Receivables LLC, as Purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 21, 2022, which is incorporated herein by reference).

10.3	Asset Representations Review Agreement, dated as of October 1, 2022, among the Issuing Entity, Daimler Truck Financial Services USA LLC, as Administrator and as Servicer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 21, 2022, which is incorporated herein by reference).

10.4	Administration Agreement, dated as of October 1, 2022, among the Issuing Entity, Daimler Truck Financial Services USA LLC, as Administrator, Daimler Trucks Retail Receivables LLC, as Depositor and the Indenture Trustee (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 21, 2022, which is incorporated herein by reference).

31.1	Certification of Daimler Truck Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Daimler Truck Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Daimler Truck Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Daimler Truck Financial Services USA LLC, as Servicer.

(c)	Not applicable.

Item 16.	Form 10–K Summary

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

Daimler Trucks Retail Trust 2022-1
(Issuing Entity)

By:	Daimler Truck Financial Services USA LLC
(Servicer)

By:	/s/Gianni P. Gatto
Name:	Gianni P. Gatto
Title: Vice President and Chief Financial Officer (senior officer in charge of the servicing function for the Servicer)

Dated: March 21, 2025